Form 10-K
period 2006-12-31
LEHMAN ABS CORP DAIMLERCHRYSLER DEBENTURE-BACKED SERIES 2004-8
filed 2007-03-21
CIK 1306175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:      001-32333

Lehman ABS Corporation,
on behalf of:
Corporate Backed Trust Certificates, DaimlerChrysler Debenture-Backed Series 2004-8 Trust
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3447441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Registered Exchange

Corporate Backed Trust Certificates, DaimlerChrysler Debenture-Backed Series 2004-8	New York Stock Exchange (“NYSE”)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The registrant has no voting stock or class of common stock that is held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Introductory Note

Lehman ABS Corporation (the “Depositor”) is the Depositor in respect of the Corporate Backed Trust Certificates, DaimlerChrysler Debenture-Backed Series 2004-8 Trust (the “Trust”), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of January 16, 2001, between the Depositor and U.S. Bank Trust National Association, as trustee (the “Trustee”), as supplemented by a Series Supplement (the “Series Supplement”) dated as of October 19, 2004 in respect of the Trust. The Trust’s assets consist solely of debentures issued by DaimlerChrysler Corporation, as successor to Chrysler Corporation. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

DaimlerChrysler AG, the underlying securities guarantor, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For information on the underlying securities guarantor, please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”) under DaimlerChrysler AG’s Exchange Act file number, 001-14561. The Commission maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information regarding issuers filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the underlying securities guarantor may be accessed on this site. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the underlying securities issuer, the underlying securities guarantor or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

PART I

Item 1. Business.
Not Applicable

Item 1A. Risk Factors.
Not Applicable

Item 1B. Unresolved Staff Comments.
Not Applicable

Item 2. Properties.
Not Applicable

Item 3. Legal Proceedings.
None

Item 4. Submission of Matters to a Vote of Security Holders.
None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The publicly offered Certificates representing investors’ interest in the Trust are represented by one or more physical Certificates registered in the name of “Cede & Co.”, the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable

Item 8. Financial Statements and Supplementary Data.
Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None

Item 9A. Controls and Procedures.
Not Applicable

Item 9B. Other Information.
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Not Applicable

Item 11. Executive Compensation.
Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.
Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.
None

Item 14. Principal Accounting Fees and Services.
Not Applicable

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.
Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
Corporate Backed Trust Certificates, DaimlerChrysler Debenture-Backed Series 2004-8 Trust	02/01/2006 08/01/2006	02/13/2006 08/11/2006

2.	None.

3.	Exhibits:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lehman ABS Corporation, as Depositor for the Trust (the “Registrant”)

Dated: March 21, 2007	By: /s/ Charles M. Weaver
Name: Charles M. Weaver
Title: Senior Vice President

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(31.1)	Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
(31.3)	Report of Aston Bell, CPA.	31.3