Form 10-K/A
period 2006-12-31
LEHMAN ABS CORP DAIMLERCHRYSLER DEBENTURE-BACKED SERIES 2004-8
filed 2007-10-09
CIK 1306175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K/A
(Amendment No. 1)

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
Yes  ☒          No  ☐

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

Explanatory Note

The sole purpose of this amendment is to update the certification of the senior officer in charge of securitization of the depositor (filed as Exhibit 31.1), in accordance with the certification provided on the SEC’s website at http://www.sec.gov/divisions/corpfin/8124cert.htm.  No other items are being amended hereby.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           The following documents have been filed as part of this report.

1.	None.

2.	None.

3.	Exhibits:

31.1 – Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Not Applicable.

31.3 – Not Applicable.

(b)           Not Applicable.

(c)           Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lehman ABS Corporation, as Depositor for the Trust (the “Registrant”)

Date: October 9, 2007	By:	/s/ CHARLES M. WEAVER
Name: Charles M. Weaver
Title: Senior Vice President

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(31.1)	Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

5